Form 10QSB
period 1996-09-30
PHYSICIANS INFORMATION EXCHANGE INC
filed 1996-11-14
CIK 1012366

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock:  Class A, $0.001 par value:  130,000 Shares Outstanding at
                    November 7, 1996
               Class B, $0.001 par value: 75,665,350 Shares Outstanding at
                    November 7, 1996

Transitional Small Business Disclosure Format.  Yes               No       X

CORPDAL:57677.1  29375-00002

                      PHYSICIANS INFORMATION EXCHANGE, INC.

                              INDEX TO FORM 10-QSB


Part I.

         FINANCIAL INFORMATION

         Item 1.  Financial Statements                                      Page

                  Balance Sheets as of  December 31,
                  1995 and September 30, 1996...............................   3

                  Statements of Operations for the Three Months and Nine Months Ended September 30, 1996 and the Period from November 10,
                  1995 (Date of Inception) to September 30, 1996............   4

                  Statements of Cash Flows for the Nine Months
                  Ended September 30, 1996 and the Period from
                  November 10, 1995 (Date of Inception) to
                  September 30, 1996.........................................  5

                  Notes to Financial Statements..............................  6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............  7

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...........................  7

SIGNATURE                  ..................................................  8



CORPDAL:57677.1  29375-00002
                                       -2-

                      PHYSICIANS INFORMATION EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS


                                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                                      1996                    1995
                                                                                ---------------       ----------------
                                                                                     UNAUDITED)              (AUDITED)
Current assets:...........................................................          $   193,939            $   100,000
         Cash.............................................................               16,233                     --
                                                                                  -------------       ----------------
         Prepaid insurance................................................              210,172                100,000
                  Total current assets....................................                   --                 18,933
Deferred offering costs...................................................                  850                  1,000
                                                                                ---------------         --------------
Organization costs........................................................          $   211,022             $  119,933
                                                                                    ===========             ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                      JUNE 30,            DECEMBER 31,
                                                                                        1996                  1995
                                                                                 --------------------     ------------
Current liabilities:
         Accounts payable - stockholder...................................          $   620,013            $   189,358
                                                                                    -----------            -----------
Commitments and contingencies.............................................                   --                     --
Stockholders' equity (deficit):
         Preferred stock, $.001 par; 5,000,000 shares authorized;
           none issued....................................................                   --                     --
         Common stock:
                  Class A $.001 par; 250,000,000 shares authorized;
                  130,000 and 10,000 shares issued and outstanding........                  130                     10
                  Class B, $.001 par; 250,000,000 shares authorized;
                  75,665,350 and 75,240,000 shares issued and
                  outstanding.............................................               75,665                 75,240
         Additional paid-in capital.......................................              622,813                249,750
         Stock subscriptions receivable...................................                   --               (25,000)
         Deficit accumulated during the development stage.................          (1,107,599)              (369,425)
                                                                                  -------------            -----------
                           Total stockholders' equity (deficit)...........            (408,991)               (69,425)
                                                                                    -----------           ------------
                                                                                    $   211,022            $   119,933
                                                                                    ===========            ===========










                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CORPDAL:57677.1  29375-00002
                                       -3-

                      PHYSICIANS INFORMATION EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                                                     PERIOD FROM
                                                                                                  NOVEMBER 10, 1995
                                         NINE MONTHS ENDED            THREE MONTHS ENDED       (DATE OF INCEPTION) TO
                                            SEPTEMBER 30, 1996        SEPTEMBER 30, 1996         SEPTEMBER 30, 1996
                                         ------------------------- -------------------------  ---------------------
                                                (UNAUDITED)               (UNAUDITED)                (UNAUDITED)

General and administrative                           $     738,174            $      341,206           $      1,107,599
                                                     =============            ==============           ================
expenses................................

Net loss................................              $  (738,174)             $   (341,206)             $  (1,107,599)
                                                      ============             =============             ==============

Net loss per common share...............             $      (0.01)            $       (0.00)
                                                     =============            ==============

Weighted average shares                                 75,328,372                75,445,117
                                                      ============              ============
outstanding.............................
































                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


CORPDAL:57677.1  29375-00002
                                                        -4-

                      PHYSICIANS INFORMATION EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS




                                                                                                         PERIOD FROM
                                                                                                      NOVEMBER 10, 1995
                                                                      NINE MONTHS ENDED            (DATE OF INCEPTION) TO
                                                                        SEPTEMBER 30, 1996           SEPTEMBER 30, 1996
                                                                  -------------------------        --------------------
                                                                                (UNAUDITED)                (UNAUDITED)
Cash flows from developmental activities:
         Net loss...............................................                $ (738,174)               $(1,107,599)
         Adjustments to reconcile net loss to net cash
         used in
            developmental activities:
         Amortization...........................................                        150                        150
         Common stock issued for services.......................                         --                    125,000
         Common stock issued for payment of costs...............                         --                     75,000
         Changes in assets and liabilities:
                  Prepaid insurance.............................                   (16,233)                   (16,233)
                  Organization costs............................                         --                    (1,000)
                                                                             --------------               ------------
                       Net cash used in developmental
                  activities....................................                  (754,257)                  (924,682)
                                                                                 ----------                 ----------

Cash flows from financing activities:
         Sale of common stock...................................                    560,350                    660,350
         Deferred offering costs................................                  (142,809)                  (161,742)
         Accounts payable - stockholder.........................                    430,655                    620,013
                                                                                 ----------               ------------
                       Net cash provided by financing
                  activities....................................                    848,196                  1,118,621
                                                                                 ----------                -----------
Net change in cash and cash equivalents.........................                     93,939                    193,939
Cash and cash equivalents:
         Beginning of period....................................                    100,000                         --
                                                                                 ----------              -------------
         End of period..........................................                $   193,939                $   193,939
                                                                                ===========                ===========





















CORPDAL:57677.1  29375-00002
                                       -5-

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CORPDAL:57677.1  29375-00002
                                       -6-

                      PHYSICIANS INFORMATION EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the period ended December 31, 1995 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.





CORPDAL:57677.1  29375-00002
                                       -7-

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996

     The Company's general and administrative expenses amounted to $341,206 for the three months ended September 30, 1996 compared to $188,153 during the three months ended June 30, 1996. The expenses incurred (approximately $275,000) were principally related to payments to consultants for development of the Company's business plan and software products.

Nine Months Ended September 30, 1996

     The Company's general and administrative expenses amounted to $738,174 for the nine months ended September 30, 1996. Of this amount, approximately $643,000 related to payments to consultants for development of the Company's business plan and software products.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its development activities through September 30, 1996 principally through sales of stock and borrowings from its principal shareholder. The Company has raised $595,000 from these sources through September 30, 1996, and management believes that such funds and future funds that the Company anticipates raising will be adequate to fund the Company's operations in the near to mid-term future. However, there can be no assurance that the Company will be able to raise additional funds in the future, which could have a material adverse effect on the operations and financial condition of the Company.



PART II.      OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (A)     Exhibits:

                         27           Financial Data Schedule.

              (B)     Reports on Form 8-K

                      No Current Reports on Form 8-K were filed by the Company during this reporting period.

CORPDAL:57677.1  29375-00002
                                       -8-

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PHYSICIANS INFORMATION EXCHANGE, INC.
                                        (REGISTRANT)



Date:   November 14, 1996               By:  /s/ W. Ernest Rutherford
                                             ------------------------
                                             W. Ernest Rutherford
                                            (Principal Financial Officer and
                                             Duly Authorized Officer)



CORPDAL:57677.1  29375-00002
                                       -9-

                                INDEX TO EXHIBITS





                Exhibits                                 Exhibit Item
                   27                            Financial Data Schedule


CORPDAL:57677.1  29375-00002
                                      -10-