Form 10KSB
period 1996-12-31
PHYSICIANS INFORMATION EXCHANGE INC
filed 1997-04-15
CIK 1012366

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

  {  X  }  Annual Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange  Act of  1934 for the Fiscal Year Ended December 31, 1996
                                       Or
  {     } Transition  Report Pursuant to Section 13 or 15 (d) of the Securities
           Exchange Act of 1934  for the Transition Period From______to ________

Commission File Number 333-3618

                      PHYSICIANS INFORMATION EXCHANGE, INC.


                    TEXAS                                72-1315594
      (state or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)
        1401 HUDSON LANE, SUITE 202                         71201
             MONROE, LOUISIANA                            (Zip Code)
       (Address of Principal Offices)

                                 (318) 323-5000
              (Registrant's Telephone Number, including area code.)

         Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class             Name of  Exchange  on which  Registered
             NONE                                 ____________

         Securities registered under Section 12(g) of the Exchange Act:

       Title of Each Class             Name of Exchange on which Registered
             NONE                                 ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   x              No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10- KSB.

                  Yes                   No   x

State issuer's revenues for its most recent fiscal year.   $  0           .
                                                        -------------------

As of March 31, 1997, there were 351,000 shares of Class A common stock, $.001 par value ("Class A Common Stock") and 75,902,528 shares of Class B common stock, $.001 par value ("Class B Common Stock" collectively, the "Common Stock"), of the registrant issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 31, 1997 was $706,124. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% shareholders are affiliates.

CORPDAL:63070.2  29375-00001

                                      INDEX

                      PHYSICIANS INFORMATION EXCHANGE, INC.


                                    PART  I                                                                     PAGE

Item 1.  Description of Business..................................................................................1

Item 2.  Description of Property.................................................................................16

Item 3.  Legal Proceedings.......................................................................................16

Item 4.  Submission of Matters to a Vote of  Security Holders....................................................16

                                    PART  II

Item 5.  Market for Common Equity and Related Stockholder Matters................................................16

Item 6.  Management's Discussion and Analysis of Financial Condition and Results.................................16
           of Operations or Plan of Operation.

Item 7.  Financial Statements....................................................................................17

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...............................................................................17

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;  Compliance
            with Section 16 (a) of the Exchange Act..............................................................17

Item 10. Executive Compensation..................................................................................19

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................20

Item 12. Certain Relationships and Related Transactions..........................................................21

                                    PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................22

Signatures.......................................................................................................24

CORPDAL:63070.2  29375-00001

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

         Physicians Information Exchange, Inc. ("PIE" or the "Company") is a development stage company that is controlled exclusively by physicians and directed and operated primarily by physicians. PIE was founded on the principle that physicians desire to provide healthcare market leadership, strengthen the physician-patient relationship, improve the quality of healthcare and reduce the cost of healthcare. The Company intends to help physicians accomplish this by leveraging physician training and experience with current information technology to transform clinical data into medical knowledge and knowledge of the healthcare system. The products and services described below are currently being developed by the Company; however, such products and services have not been completed and are not yet commercially available.

         PIE's focus is on improving the quality and lowering the cost of healthcare through point-of-care capture of clinical data. PIE is the first company to develop the capability to successfully collect on a nationwide basis (across provider entities), clinical outcomes and fully absorbed cost information at the point-of-care. This information enables physicians to understand the outcomes and fully absorbed cost of clinical procedures, diagnoses and treatment protocols. Such information also enables physicians to utilize predetermined guidelines for diagnosis and treatment. This capability will permit implementation of a national evidence-based medicine solution to produce higher quality, more affordable healthcare.

         The Company believes that the information gathered through its point-of-care clinical information system, the Physicians Information Exchange Record System ("PIERS"), will enable widespread adoption of evidence-based clinical practices. This information on patient care protocols and other clinical policies derived from statistical analyses of patient outcomes and fully absorbed cost data will significantly improve the quality of healthcare and lower its cost of delivery. Evidence-based medicine relies on detailed analyses of large data sets of patient medical records and clinical data. To date, such analyses have not been practical on a large scale as medical records are generally not under common control or in standardized formats. PIE's products and services provide the tools necessary to generate and analyze outcomes- based, quality and cost information while implementing evidence-based medicine solutions.

         The medical records and clinical data will be collected by PIE in an anonymous and abstract format through a computerized physician network. This clinical data will form the basis of the Knowledge Bank's (to be defined) national clinical data repositories and facilitate the widespread adoption of evidence-based medicine. Evidence-based medicine is regarded as a promising development for improving the practice of medicine and the delivery of healthcare at lower costs. This practice of medicine bases patient care protocols and other clinical policies on vigorous scientific analyses of patient outcomes.

         To date, large scale analysis of clinical data has not been practical as medical records are generally not centrally located, under common control or in a standardized format. PIE intends to help solve such problems by addressing the five integral components of evidence-based medicine listed below with the corresponding PIE product, service or methodology:





CORPDAL:63070.2  29375-00001
                                                         1

                                                  PIE PRODUCT, SERVICE
EVIDENCE-BASED MEDICINE COMPONENT                  OR METHODOLOGY
---------------------------------                 ------------------------------
o   DATA.  Clinical data must be recorded in  a   PIERS
standardized format using consistent collection methods.

o DISCIPLINE.  Physicians  must submit clinical   THE EXCHANGE'S  automatic data
data,   use   the  developed   protocols  (when   collection
applicable) and contribute feedback to improv the process.

o   SOFTWARE AND SYSTEMS.  The  tools  used  to   THE KNOWLEDGE BANK and PIERS
collect data must be efficient, user-friendly, economical and reliable.

o  PROCESS.  The  procedures  used   for   data   PIE's    physician    ADVISORY
management  and  analysis, protocol,  treatment   COUNCIL
patterns and guideline development, must be coordinated to support agreed upon clinical objectives.

o GOVERNANCE.  To  be  effective,  this  entire   Physicians   acting    through
process  should  be  voluntary  and  under  the   their role  as  DIRECTORS  and
direction  of a  unified  management  structure   SHAREHOLDERS of PIE
that is organized and respected  by physicians.


         The Company has entered into a strategic alliance with the ATAC CPA Healthcare Network (the "CPA Network") a network of affiliated medical accountants, to market PIERS as part of the CPA Network's "Guaranteed Return" Profit Improvement Program. This program, which generates increases in physician practice profitability, is expected to accelerate PIE's penetration of the physician market, as well as provide a significant source of revenue for the Company. Development of a large installed base of physician users will provide revenue through usage of the Company's secure nationwide telecommunications network and, more importantly, will enable the Company to build a clinical data repository in order to penetrate the $6 billion clinical data repository market. The CPA Network had 168 offices in 20 states as of December 31, 1996. These CPAs are trained to conduct physicians healthcare cost accounting analyses that have historically generated significant increases in physician practice profitability. Under the agreements between the CPA Network and the physicians, the CPA Network receives one-half of the savings achieved over a two-year period. PIE receives one-third of the CPA Networks one-half, or one-sixth of the overall savings realized by the physician practice. Over the past three years, the annual profit improvement physicians have realized after implementing the profit improvement program has been in excess of $100,000 in all cases.

         The Company is seeking strategic and financial partners to provide capital necessary to finance development, sales, marketing and general corporate activities.

         PIERS. The PIERS software will be licensed at no charge to each physician who purchased at least one share of Class B Common Stock in the June 24, 1996 offering of Common Stock (the "Offering") and who executes an agreement with PIE to provide clinical abstract data to the Company. This allows PIE to normalize the interface and data elements among users and thereby collect statistically significant quantities of data in an economically and technologically feasible manner. In return, the physicians participate in the automated sharing of abstracted clinical information with PIE's information repositories. This distribution method is designed to facilitate the creation of clinical information repositories as quickly as the software is installed. Once installed, the physician base provides a clinical information source that is expected to be continually expanded and enhanced. The Company will market, install and service PIERS. Additional charges at normal rates, for installation, training or maintenance fees, would not necessarily be waived. In

CORPDAL:63070.2  29375-00001
                                                         2
addition, the Company may choose to require the purchase of a minimum number of services if the securities purchase requirement is waived.

         PIERS will provide a user-friendly technical infrastructure to support collegial communication among physicians regarding their findings and experiences with respect to protocol outcomes, new treatments and process improvements. Other PIERS attributes will include physician-specific clinical outcomes and cost information from the clinic's own data repository. This information when combined with regional and national benchmark information will help physicians to market, negotiate and compete more effectively in the provider marketplace. The PIERS physician interface will integrate the latest pen-based, hand-held, data collection, character recognition, voice digitization and wireless data transfer technologies with a knowledge database using self-organizing data.

         THE EXCHANGE. It is anticipated that, when completed, the Exchange will be a confidential and secure, interactive patient record exchange network for physicians. The Exchange's services will provide new, emergency or referral physicians with real-time access to the patient's clinical history. With authorization from both the patient and physician, other entities such as pharmacies, labs and payors may electronically access patient non-confidential clinical information or update the record with clinical results. However, PIE does not presume to own an individual patient's medical records. Rather, the Exchange will provide services that facilitate the collection, analysis and secured distribution of this information.

         THE  KNOWLEDGE   BANK.   The  Company  is  currently   developing   the
infrastructure of the Knowledge Bank. The Knowledge Bank services are anticipated to provide the greatest profits of all the Company's products and services. These services are derived from regional and national data repositories and fed by the automated sharing of abstracted clinical data through the Exchange. Some of the Knowledge Bank services will include clinical outcome studies (both diagnostic and wellness), normative profiles, treatment therapies, disease management programs, clinical protocols, epidemiological research studies, capitation projections, benchmark analysis, market studies and cost/benefit analyses. It is expected that the Company will derive a significant percentage of its future revenues principally from the formatting, analysis and transfer of this information to integrated delivery systems, payors, major providers, provider groups, managed care organizations, bio/pharmaceutical companies, research institutions, government agencies, as well as physicians and organizations needing current, clinically derived, outcomes-based data and cost information. The Company anticipates that the Knowledge Bank services will be provided by employees of the Company; however, the Company may choose to additionally employ independent contractors depending on market demand.

         THE ATAC SYSTEM. On September 25, 1996, PIE entered into a strategic alliance agreement with the CPA Network to make available the ATAC System to PIE physicians. The ATAC System is the enabling technology that drives the CPA Network's "Guaranteed Return" Profit Improvement Program by electronically calculating each physician's fully absorbed costs for each procedure, diagnosis and protocol and the profitability of each capitated contract. This proprietary study uses hand-held computers to integrate utilization times, clinic activities and clinic costs. This analysis by the physicians' CPAs enables the implementation of re-engineering solutions that generate significant increases in physician practice profitability.

         INFORMATION SECURITY AND CONFIDENTIALITY. PIE has designed its security system using private key encryption that allows healthcare information identified with a specific patient to be retrieved only in the attending physician's office. This system has been designed to exceed the "trustee" system requirements currently being proposed before the United States Congress. Under PIE's system, PIE employees and all other non-physician users of PIE information are denied access to protected patient information. Unlike the trustee system, PIE keeps the identity of both the patient and the physician anonymous and, accordingly, does not have the capability to respond to court orders for individual patient healthcare information. This information will continue to be accessible only through the attending physician's office. Consistent with current physician practice, PIE's security system will require emergency, new or referral physicians to receive the patient's authorization before they are granted access to the patient's healthcare information.

         ADVISORY COUNCIL. To meet the needs of the physician on an on-going basis, the Company's service and product offerings will be guided by an Advisory Council consisting of nationally recognized physicians representing all major specialties, including primary care. Advisory Council members will assist the Company in developing specialty modules for PIERS and provide ongoing advice for updating PIERS. Advisory Council members agree to represent PIE to their specialty peers. In addition, Advisory Council members have committed to installing the PIERS system at their respective

CORPDAL:63070.2  29375-00001
                                                         3
practices, and to participate in the Exchange. The Advisory Council currently consists solely of physicians. The Company expects to have the Advisory Council fully established by the end of 1997.

         INCREASES PHYSICIAN CONTROL. PIERS, the Exchange and the Knowledge Bank are all caregiver tools designed to aid the most important component of the healthcare delivery value chain: the physician. By empowering the physician with point-of-care technology, PIE will further position the physician at the center of the healthcare delivery system, making it less consequential as to whichever delivery system prevails, whether that be HMOs, PPOs, Integrated Delivery, Systems ("IDSs"), PHOs, Provider Sponsored Networks ("PSNs"), PPMs or single payor systems (as in Canada).

         LOW COST ACCESS FOR PHYSICIANS. PIE's business strategy is suited for all physician clinics that have historically lacked the expertise or been unable or unwilling to devote substantial capital to the purchase of information systems that include decision support software programs, outcomes measurement tools and resource utilization review tools. PIE's products are particularly well suited for the overwhelming majority of physicians that still practice in smaller clinics and who generally have fewer options for capital partners necessary to fund information systems needs. For the cost of the hardware only, physicians begin to benefit as they receive the clinical software free of charge. Physicians also receive access to clinical data from which they can receive clinical decision support, measure outcomes, measure resource utilization and compare their performance against peer benchmarks.

CERTAIN AGREEMENTS

         MATRIX PLUS. The Company has entered into an agreement to acquire the rights to the MR1 Clinical Record System software that was originally developed by Matrix Plus, Inc., a company controlled by Dr. Ernest Rutherford, CEO of the Company. See "Certain Relationships and Related Transactions - Transactions with Matrix Plus." This software product has been in continuous use since 1985 and is currently operating in 19 clinical sites in the United States and Canada. The MR1 software is designed to facilitate clinical communication and form the basis for a computerized patient record. The Company consummated the purchase in June 1996.

         THE ATAC SYSTEM. On September 25, 1996, PIE entered into a strategic alliance agreement with the CPA Network to make available the ATAC System to PIE physicians. ATAC, as used in the CPA Network's profit improvement program, is a cost saving analysis combining an electronic time and motion study with a customized practice cost modeling system. This analysis is performed by a physician's CPA utilizing hand-held computers to integrate utilization times, clinic activities and clinic costs. This enables a physician to understand the costs and profitability of each procedure performed and to implement reengineering recommendations that historically have generated significant increases in physician practice profitability. A University of Pennsylvania, Wharton study, funded by HCFA, concluded "ATAC answers the questions of how to provide accurate, flexible, low cost and feasible measures of direct costs for all the services an office practice performs." As part of the program, the CPA Network will promote installation of the PIERS software to its physician clients. The CPA Network believes that availability of the PIERS software increases the attractiveness of their program to physicians. In addition, installation of PIERS automates the CPA Network's profit improvement program and decreases the amount of CPA time necessary to complete the program. Generally, the time and motion study and practice cost modeling portion of the program is completed in 30 days and cost-saving recommendations are implemented in the following 60-day period. Payment of the CPA Network's share of physician practice savings will be collected on a monthly basis over the two-year period of the contract.

INDUSTRY BACKGROUND

         Market-driven efforts to contain rising healthcare costs have resulted in an increasing demand for access to patient-centered, outcomes-based clinical and cost decision support information. Physicians and other healthcare providers are under substantial pressure to contain healthcare costs and increasingly are required to demonstrate the quality and cost- effectiveness of care delivered to patients. In addition, managed care payors continue to expand their market penetration and are increasingly transferring some or all of the economic risks of healthcare delivery to providers through a variety of risk-sharing arrangements, including capitation. This creates further need for information systems that enable providers

CORPDAL:63070.2  29375-00001
                                                         4
to demonstrate the quality and understand the costs of care delivered. Unlike traditional fee-for-service reimbursement, such risk sharing arrangements put physicians and other healthcare providers at risk for the costs of care and encourage them to modify their emphasis from not only treating illness, but also to maintaining wellness. These arrangements therefore, put a premium on understanding the outcomes and costs of various healthcare delivery alternatives in order to enter into contracts and other arrangements that can generate profitability for the provider. These factors have increased the importance of comprehensive outcomes-based, patient-centered healthcare information that can be used by physicians and other healthcare providers to more accurately measure the clinical value and costs of medical tests, procedures and clinical pathways.

          [THIS IS A CHART THAT DEPICTS THE FACT THAT ECONOMIC RISK TO
                    HEALTHCARE PROVIDERS INCREASES THE VALUE
           OF OUTCOMES-BASED PATIENT-CENTERED HEALTHCARE INFORMATION.]




         According to the 1996 HIMSS/Hewlett-Packard Leadership Survey, 31% of the healthcare executives surveyed indicated that the need for comparative outcomes data was the top clinical force driving computerization in their organization. Access to timely information is a critical tool to successfully manage today's rapidly changing healthcare economy. Efforts to control the clinical costs of healthcare historically have been hampered by the complexity of healthcare delivery and the lack of "benchmark" data required to study the appropriateness, efficiency and effectiveness of healthcare delivery. Currently, the only healthcare data available in large volumes is mostly claims-based. Such data has drawbacks, however, in that only limited insights can be drawn from claims-based data in the absence of corresponding clinical outcomes and fully absorbed cost data. Only clinically-based data can demonstrate the efficacy of the care provided.

         The Company estimates that the market potential for a national clinical data repository like the Knowledge Bank is large and growing. Users of this information comprise virtually every component of the healthcare industry, including healthcare providers, physicians and physician practice management organizations, third party payors and managed care organizations, contract research organizations, public research agencies, pharmaceutical companies, medical device companies, healthcare consulting firms, healthcare information technology vendors, healthcare associations and accreditation bodies. Currently, outcomes assessment is performed individually by physicians, payors, pharmaceutical manufacturers and academic researchers combining forces after the fact to measure and compare the clinical results and cost-effectiveness of specific medical diagnostic and treatment processes of care. These processes should lead to good results. However, it is hard to prove that the link between process and outcome is valid. The cause and effect relationship between process and outcome is difficult to relate unless the processes are clearly defined, the outcomes consistently measured and the results reflect the continuum of care. Claims-based data cannot address these issues. As a result, the demand for outcomes-based analysis is almost completely unmet. The Knowledge Bank's clinically-derived information permits such outcomes analysis and provides physicians with the information and tools necessary to assist them in the delivery of higher quality medicine at lower cost.

         The Company has observed that, at present, many physicians practice in relative isolation from their peers. This results in considerable practice variability between existing providers. The variability frequently follows consistent patterns, but unfortunately little information about care decisions is returned to the physicians. The Company believes that aggregating patient populations to examine variations in physician decision making will yield
valuable   insights   into   improving   patient   care  and  cost  savings  for
practitioners. Information is a crucial enabler in this process, allowing physicians to engage in constructive discussions about practice pattern variation. PIE believes that physician groups are in the best position to create value and benefits from clinically-based information because physicians are the only licensed care providers and can therefore best put new insights into practice. However, to date, this has not happened because clinically-based information has not been available and physician groups have been too fragmented to gain access to the necessary capital required to develop sophisticated information systems. To create significant volumes of dispersed clinically derived information outside of the PIE model requires not only raising sufficient capital to build the significant infrastructure but building cooperative consensus among a myriad of competing providers.


CORPDAL:63070.2  29375-00001
                                                         5

STRATEGIC VISION

         The Company's strategic vision is to facilitate the working together of physicians to produce higher quality, lower cost healthcare while strengthening the patient-physician relationship. The enabling aspect of this vision is physicians, empowered by PIE, leveraging their training and experience with information technology. This combination will allow physicians to exercise healthcare leadership by transforming clinical and cost information into cost-effective medical knowledge. PIERS, as well as the services of the Exchange and the Knowledge Bank, are specifically designed by physicians to expand physician clinical management and diagnostic decision capabilities and thereby expedite the healthcare improvement process without requiring physicians to raise substantial capital for information systems and infrastructure.

         PROVED PHYSICIAN-DRIVEN SOLUTION TO CLINICAL INFORMATION NEEDS. PIE is owned, directed and operated by physicians. The PIERS software is designed to build clinical decision support networks and healthcare information repositories that address the needs of the physician community to provide higher quality healthcare at lower cost. PIERS has been designed with significant physician input, capitalizing on the expertise of the Company's CEO and founder, Dr. Ernest Rutherford, and many other physicians over the past 10 years. PIE's efforts have been focused on ensuring that the PIERS software will address the clinical needs of practicing physicians while simultaneously gathering the clinical and cost information necessary to understand the true cost and outcomes of healthcare delivery in an ambulatory setting.

         PROMOTE RAPID IMPLEMENTATION OF PIERS SOFTWARE THROUGH THE CPA NETWORK. The Company's marketing efforts are targeted toward rapidly building an installed base of physician PIERS users through a "free software" distribution plan and strategic marketing relationship with CPAs. This should achieve the critical mass necessary for the Exchange and Knowledge Bank to be successful. PIE's products and services will be marketed primarily through a strategic alliance with the CPA Network. As part of the CPA Network's "Guaranteed Return" Profit Improvement Program (using electronic time and motion studies) for physicians, the CPAs will promote installation of PIERS at no charge to their physician clients as a significant component of the program.

         DEVELOP ADDITIONAL STRATEGIC ALLIANCES. The Company is also in various stages of establishing additional relationships with state medical associations, specialty societies and other healthcare organizations. In addition to providing a significant source of revenue through the CPA Network relationship, the Company expects these alliances to result in the establishment of a significantly larger installed base of physician users and to accelerate penetration of the physician market.

         OUTSOURCING OF SELECTED SERVICES. In order to facilitate development of the PIERS software and the infrastructure related to the Exchange and the Knowledge Bank and to support the roll-out of PIERS, the Company has entered into arrangements with The Americas Group Technology Consultants, Inc. ("TAG") to provide software development services and with First Consulting Group ("FCG") to receive management support. In addition, PIE has contracted with FCG to provide implementation and training services for PIERS. The Company expects to continue using outside parties to perform selected functions relating to its business, including management support services related to the Exchange and the Knowledge Bank clinical data repository. The Company believes that this strategy best fits its growth model while providing it with quality service. This strategy should allow PIE to focus on developing commercial products and services derived from data collected in the Knowledge Bank, thereby enabling physicians and other providers to improve the quality while lowering the cost of healthcare delivery.

PRODUCTS AND SERVICES

         PIE's product and service offerings will consist of PIERS, a computer-based patient record product, the Exchange and the Knowledge Bank. PIE will also derive revenue from its share of cost savings resulting from the CPA Network's Profit Improvement Program. These products and services allow PIE physicians to benefit from clinical decision support involving longitudinal clinical patient data with analysis of alternative treatment costs and outcome results at the point-of-care. The services also enable PIE to quickly accumulate the national repository of clinical information that will drive and support a myriad of national and regional evidence-based medicine initiatives.



CORPDAL:63070.2  29375-00001
                                                         6

         PIERS

         General. PIERS is a patient record software product that provides a patient-centered, physician-driven tool that enables the physician to save time while providing real time clinical information at the point-of-care. This tool has a degree of flexibility to allow each physician to build and access computer-based patient records automatically without significantly changing his or her preferred practice style. The patient records are built as a by-product of a normal clinical practice. These services provide a user-friendly technical infrastructure supporting collegial communication among physicians regarding their findings and experiences with respect to protocol outcomes, new treatments, process improvements and other clinical matters. This information should allow physicians to improve the quality and efficiency of their care as well as allow them to market, negotiate and compete more effectively. The PIERS physician interface integrates pen-based, hand-held, data collection, character recognition, voice digitization and wireless data transfer technologies with a robust knowledge database using self-organizing data. PIERS is designed using scalable client-server architecture and object-oriented, HTML technology.

PIERS is intended to offer a number of benefits, including:

         o   Providing rapid access to and storage of clinical patient records.
         o Enabling real time access to historical outcomes and costs of a proposed medical intervention.
         o Enabling use of an information based continual quality improvement approach to patient care rather than retrospective analysis of the outliers.
         o   Reducing paperwork.
         o   Increasing the efficiency of physicians and office staff.
         o Decreasing errors and omissions by utilizing alerts and protocols at the point-of-care.
         o Permitting physicians to differentiate themselves in the market with medically meaningful and clinically credible outcomes information.
         o   Protecting patient medical record confidentiality.
         o Enabling physicians to analyze and improve the profitability of managed care contracts (including capitation contracts).
         o Improving ability to negotiate favorable managed care contracts with payors by providing meaningful cost and outcomes information to physicians.
         o Enabling analysis of cost and historical outcomes of various protocols and treatment patterns at the point-of-care.
         o Providing cost information on procedures, diagnosis and protocols that is broken down into manageable components.
         o Providing individual physicians the ability to benchmark their practice patterns and outcomes and compare them with a normal specialty composite profile.

         [The Company completed development of the PIERS software in February 1997.] Initial specialty modules will be available in the second quarter of 1997. Once development is completed, the PIERS software will be licensed at no charge to each physician who elects to install PIERS in connection with the CPA Network's Profit Improvement Program and agrees to provide anonymous clinical abstract data to the Company. This allows PIE to normalize the interface and data elements among users and thereby collect statistically significant quantities of data in an economically and technologically feasible manner. While the Company will use its software initially on an exclusive basis, PIE plans to use the best clinical information collection software that becomes available. All PIE software is designed to be compatible with a wide variety of clinical and practice management software systems. The Company anticipates developing integration interfaces with numerous practice management, accounts receivable and acute care systems rather than developing these applications internally. The PIE interface will eventually allow access by other computer-based patient record systems to the Exchange and the Company's broad range of fee-based services.

         PIERS is being designed to run in the Microsoft Windows(R) environment (95 or NT) and takes advantage of client server and HTML technology. Data will be entered by physicians and other clinic staff directly through dictation, a personal computer keyboard or hand-held computers, using a choice or combination of pen-based, cursive and picklist technology. Although the PIERS software will be provided at no charge, installation of PIERS at a clinic site may require purchase of certain hardware, depending on the options chosen by the clinic and the amount of computer hardware already owned. To ensure the largest possible market penetration, the Company intends to offer clinics a PIERS low cost

CORPDAL:63070.2  29375-00001
                                                         7
hardware option that will require only personal computer systems and a server (approximate cost of an entry lever server, fully configured, is $6,500) and will run with or without hand-held computers. The full PIERS option may include hand-held computers for each healthcare professional, one or more wireless transmitters (depending on the size of the clinic), and a server to run the full functionality of the software options. Standard network infrastructure and personal computer work stations will also be required for the full option. Both the low cost and full PIERS options will allow collection of clinical data at the point-of-care.

         The following is a more detailed description of some of the intended PIERS benefits:

         CONFIDENTIALITY  OF  PHYSICIAN  INFORMATION.   All  physician  specific
correspondence, results, reports and services will be provided directly and solely to that individual physician unless they instruct PIE otherwise.

         INTEGRATED SOLUTIONS. PIE is committed to providing integrated solutions and services that meet the clinical information requirements of physicians. Using standard application interface protocols such as Health Level Seven ("HL7"), American Society for Testing and Materials ("ASTM") and other industry interface standards, PIERS's operating environment is designed to provide inter-operability with leading software packages. This environment encourages integrated interfaces with practice management, billing, scheduling, computer-based patient records and hospital information systems that adhere to PIE's published open architecture and system standards. The use of PIERS will not be a requirement for gaining access to the Exchange or the Knowledge Bank. As market demand dictates, PIERS may be augmented or superseded by other software products.

         FAMILIAR "LOOK AND FEEL." PIERS will present personalized patient information and communication reminders to streamline physician work flow and support flexible, personalized formats of clinical results. The system's intuitive, icon-based interface should be comfortable for clinicians to learn and use. "Chart tabs" that are graphical representations of the tabs found in a patient's paper medical record, are intended to provide intuitive and simplified navigation through the patient's electronic medical record. Physicians and other clinicians can analyze flow sheets of either scheduled patient care activities or global results in personalized formats.

         PROTOCOLS AND GUIDELINES. PIE believes that quality improvements and cost-reduction can most efficiently be driven by the physician (supported with information) at the point-of-care. Physicians will have access to on-line, at the point-of-care, specialty specific protocols (standardized plans for treating specific conditions) and/or guidelines. They will also have the ability to add customized or modified protocols that they commonly use. The clinic's cost of each protocol or treatment pattern can be displayed or detailed by procedure components. PIE's cost reporting modules require specific initial accounting input from the clinic's accountant or CPA. Protocols and guidelines help to reduce variance by standardizing the steps; however, the physician will always have the option to deviate from the pathway at any point. The system will also allow the addition of free form narrative entry through the transcription or keyboard functions.

         CONTRACT NEGOTIATION INFORMATION SUPPORT. The emergence of managed care (capitation in particular) has increased the need for clinical and financial patient information. PIERS will allow physicians to analyze the profitability of their managed care contracts, including capitation. More importantly, it is intended to provide information to the physician that will assist in negotiating a rate with payors that more closely reflects the physician's activities and regional epidemiological data.

         RESULTS REPORTING. PIERS will provide on-line review of results, including laboratory and radiology. The system also provides on-line review of narrative results such as transcriptions, discharge summaries and medication profiles. Results will be stored permanently as part of the patient's electronic medical record.

         COSTS/OUTCOMES/ANALYSIS/MANAGEMENT. PIERS's database of clinical and financial information will enable physicians to measure and analyze the quality and cost effectiveness of care provided. Specifically, PIERS is intended to give physicians the ability to:

         o         Evaluate the historical  quality and the  cost of alternative medical interventions at the point-of-care.
         o         Confidentially provide  individual physicians  the ability to compare their quarterly practice outcomes with a national specialty composite profile.

CORPDAL:63070.2  29375-00001
                                                         8

         o Access full absorption costing data for each procedure, diagnosis or treatment pattern. Cost components are broken down into manageable size with line item detail. PIE's cost reporting modules require specific initial accounting input from the clinic's accountant or CPA.
         o Access on-line their clinic and research database to monitor, manage and report detailed clinical information on their medical procedures, diseases, protocols and patient outcomes.
         o        Reengineer medical interventions  by using the above  cost and outcome information.

         ALERTS. PIERS is designed to alert physicians when a potentially unsuitable medication is ordered. This would include reminder alerts for drug interactions and allergies. PIE will also be expanding PIERS to include protocol reminders using decision support algorithms to aid clinical decisions. PIERS will also be enhanced to allow physicians the ability to select ranges for abnormal test result alerts.

         MEDICATION MANAGEMENT. PIERS will enable clinicians to prescribe new medications to a patient as well as renew medications existing in a patient's history. This system will also provide patients with educational material as part of the care delivery process and will allow the clinician to print, fax or transmit a prescription.

         LIFETIME PATIENT RECORD. PIERS will incorporate an on-line record of patient specific prior services, diagnosis, therapies and outcomes. It is being designed to (i) enable improved efficiency and reduced uncertainty during the care giving process, (ii) reduce the potential for adverse medical decisions (such as prescribing drugs to which the patient is known to be allergic) and
(iii) reduce administrative burden. PIE believes that these benefits should result in reduced healthcare delivery costs, improved outcomes and a higher quality of care, as well as provide complete and easily accessible information for reimbursement documentation. The system will allow providers to track patients' status over time, which is particularly beneficial for following patients with chronic conditions such as diabetes, instage renal disease and congestive heart failure.

         PHYSICIANS' ON-LINE RESOURCE. PIERS is being designed to meet the clinical and diagnostic information needs of physicians. In addition to patient data, PIERS will provide access to the most current medical reference materials and bibliographic databases available, including MEDLINE, medical specialty practice knowledge banks and other information sources. Physicians will be able to communicate with each other and with their affiliated institutions and organizations through the PIERS E-mail system.

         INTEGRATION CAPABILITY. The PIERS system can be accessed simultaneously at different locations within the healthcare delivery system by doctors, nurses and technicians using distributed deployment of LAN and WAN technology. PIERS's distributed architecture should allow for communication and interaction with other products from different vendors. The utilization of industry standard software supports integration of voice, data, video and imaging. This creates effective network solutions for ambulatory practitioners.

         PATIENT ACCOUNTING. PIERS will collect and organize patient and clinical information, which may be used in the physician's current billing system.

         HEALTHCARE INFORMATION EXCHANGE NETWORK (EXCHANGE) SERVICES

         GENERAL. The Exchange is a confidential and secure national network for interactive physician patient record exchange. The Exchange's services are provided to new or emergency physicians needing real-time access to a patient's clinical history for diagnostic purposes. In addition, with authorization from both the patient and physician, other entities such as pharmacies, labs and payors may electronically access non-confidential patient information or update the record with clinical results. PIE does not presume to own an individual patient's medical record. Rather, the Exchange provides services that facilitate the collection, analysis and secure distribution of this information.

         Access to the Exchange will be provided through PIERS or through the physician's compatible ambulatory computer-based patient record software. The Exchange will use intranet technology to enable providers to obtain real-time delivery of critical clinical information. This will put vital information into the hands of attending healthcare professionals at the time of the decision. It will make medical diagnostic information available, even if the data resides in another PIE physician's clinic. This network will help physicians to provide higher quality healthcare at lower cost by providing the necessary information at decision time, thereby eliminating unnecessary analysis and testing. The Exchange is also

CORPDAL:63070.2  29375-00001
                                                         9
expected to improve the efficiency of healthcare delivery by allowing the physician and staff to electronically receive new patient records, lab reports, and other results as well as patient charts. In addition, the Exchange facilitates communication and information exchange between primary care and specialist physicians in resolving complex diagnoses.

         The Company will receive a per transaction charge for each transfer of medical records or other patient information (e.g., lab reports) using the Exchange. The transferring physician will receive a royalty payment for each patient record transferred from his practice. The Exchange will also enable delivery of a number of automatic electronic services to physicians, including those derived from data residing in the Knowledge Bank.

         The following describes the Exchange in more detail:

         BENEFITS. The Exchange is intended to improve management of patient service from physician to physician. The Exchange will also enable delivery of a number of automatic electronic services to physicians (see description of PIERS and the Knowledge Bank). The physician and staff will be able to decrease telephone calls by using the Exchange to electronically receive lab reports as well as other results reports and patients charts. In addition, the Exchange will improve the ease of communications between physicians in resolving complex diagnosis.

         PHYSICIAN ROYALTY PAYMENT. The Company will incent physicians to participate in the Exchange by paying royalties to physicians who transfer clinical data automatically to requesting physicians through the Exchange's electronic network. These royalties will be paid from the fees charged requesting physicians or other authorized users of clinical data.

INTEGRATED HEALTHCARE INFORMATION AND RESEARCH (KNOWLEDGE BANK) SERVICES

         GENERAL. The Knowledge Bank will be PIE's comprehensive clinical data warehouse consisting of clinically rich, statistically representative and geographically distributed clinical information. This information will reside in the Company's integrated network of secure, regional data repositories. Each regional data repository will be created by the automated collection, through PIERS and the Exchange, of clinical information from physicians in that region. The Knowledge Bank services are anticipated to provide the largest source of revenue and profits for the Company.

         The Knowledge Bank will contain clinical outcomes and cost information gathered by PIE's physician users at the point-of-care. The data will be encrypted to ensure patient confidentiality. The Knowledge Bank will enable healthcare professionals to increase the quality of healthcare while managing and reducing resource consumption through research, benchmarking and comparative analysis. The Knowledge Bank will also allow the active integration of clinical data with outcomes and cost information and does not rely upon retrospective claims-based data. As the Knowledge Bank continually expands and is enhanced, this healthcare information should serve as a resource for education, research, prevention, epidemiology and clinical process improvement. It is anticipated that the Knowledge Bank services will be commercially available by the fourth quarter of 1997.

         Some of the Knowledge Bank services will include clinical outcome studies (both diagnostic and wellness), normative profiles, treatment therapies, disease management programs, clinical protocols, epidemiological research studies, capitation projections, benchmark analyses, market studies and cost-benefit analyses. It is expected that the Company will derive a significant percentage of its future revenues principally from the formatting, analysis and transfer of this information to integrated delivery systems, payors, major providers, provider groups, managed care organizations, bio/pharmaceutical companies, contract research organizations, research institutions and government agencies, as well as to physicians and organizations needing current, clinically derived outcomes-based data and cost information. The Company anticipates that the Knowledge Bank services will be provided by employees of the Company; however, the Company may choose to additionally employ independent contractors depending on the market demand. The Company expects to generate revenues based on information contained in the Knowledge Bank in a number of ways, including: subscription fees for standard research studies and reports generated by the Company; charges for providing access to data in the Knowledge Bank for research purposes; strategic relationships with organizations of providers, managed care and integrated delivery networks; and customized research, reporting and consulting services.



CORPDAL:63070.2  29375-00001
                                                        10

         SERVICES. The Knowledge Bank is intended to allow physicians to compare their results against relevant regional and national specialty benchmarks. This database will also be used as a foundation to perform many types of research and retrospective analyses, some examples are:

         o         Cost and outcome specialty benchmarks by diagnosis, procedure and treatment on a regional as well as national basis.
         o         Interactive  data  analysis  to  identify  specific   patient
                    groups for intensive care and/or disease management.
         o         Patient cohort classification with patterns of care.
         o         Identification of areas with high resource consumption.
         o         Patient-centered   measures  of  outcomes  and  satisfaction,
                    including preventative screening and the ability to return to work.
         o         Retrospective analysis on process of care delivery (protocols and guidelines) organized by:
                 o         Chronic disease groups
                 o         Patient health-risk behaviors
                 o         High volume procedures
                 o         Resource intensive procedures
                 o         Best demonstrated practice for outcomes
                 o         Low cost protocols and treatment patterns
                 o         Detailed cost and  outcome  variance  analysis  using
                            normative  comparisons   by   principal   procedure,
                            diagnosis, disease and treatment pattern
                 o         Longitudinal analysis across the care continuum
                 o Measuring the relative effectiveness of treatment and mode of intervention results (e.g., pill, shot or patch; telemedicine, phone call or visit)
                 o         Applied clinical research  on outcomes  and costs  of
                            treatment for chronic diseases
                 o         Statistical analysis, models and simulations

         NO CHARGE SERVICES TO PIERS PHYSICIANS. The Knowledge Bank will identify and update the list of specialty- specific, point-of-care protocols and corresponding historical outcome measures. It will also be used to produce confidential physician practice outcome profiles. These standard profile reports will document a physician's outcomes relative to an appropriate national peer group. A copy of this profile will be provided quarterly to each physician without charge after a statistically significant amount of data has been collected.

         KNOWLEDGE ENGINEERING. Medical data, by its very nature, is extremely complex and difficult to normalize. PIE will use the standardized data of the PIERS system and other compatible systems along with advanced knowledge engineering skills to build integrated clinical databases. These databases will be designed to be unbiased, while preserving the quality and integrity of the data. The data will be organized in rigorously structured formats to permit multiple logical views of data including longitudinal, encounter, episodic and context dependent. The latest scientific and clinical methodologies and models will be used to normalize and link clinical outcomes and cost data with patient care episodes across the continuum of care.

         STANDARD RESEARCH STUDIES AND REPORTS. The Knowledge Bank will produce general distribution publications and standardized reports that target all major markets for clinically-based healthcare information. These products may often be the initial product purchased by a non-physician customer. The products will be developed from specific portions of the Company's data warehouse and feature particular views or niches (e.g., national or regional views by a specialty for outcomes, costs for procedure, disease/diagnosis group or protocol). "Best Demonstrated Practice" studies will report outcome measures and intervention costs for various diagnosis/disease groups per specialty. These studies consist of evidence-based, rigorous scientific identification of best practices as demonstrated from clinical results.

         Most standardized reports will be sold as annual renewable subscriptions or through a multi-year contract. Products intended for general distribution will be available in a variety of standardized formats that should appeal to broad audiences. These products will range from structured statistical reports to more complex analyses.



CORPDAL:63070.2  29375-00001
                                                        11

         STRATEGIC RELATIONSHIPS. The Company intends to enter into strategic relationships with organizations of providers, managed care and integrated delivery networks, whereby the Company will build a database for such organizations and provide services to the organizations and their members. These organizations could include state medical societies, medical specialty associations and various healthcare provider organizations.

         SUPPLIER SERVICES. The distribution system for medical products is rapidly realigning as a result of industry changes (such as the use of pharmacy benefits managers and consolidation of hospital group purchasing organizations). These entities select and purchase a medical product based not only on the product's ability to resolve medical conditions, but also on its demonstrated ability to minimize total treatment costs. As a result, PIE believes its benefit/cost and outcomes analysis can be a vital tool for the successful marketing of drugs, medical devices and supplies in the future.

         Information used to provide supplier services will be derived from PIE's database and will support pharmaceutical, medical supply companies, device companies and biotechnology companies in market analysis, product positioning, benefit/cost analyses and outcomes analyses.

         CONSULTING SERVICES. Consulting clinicians, knowledge engineers and technicians will provide the expertise to prepare the customized analysis and perform research, data mining and customer reporting. These clinicians, engineers and technicians will also support customers in their use of the Company's decision support tools. PIE personnel will provide expertise and knowledge in resolving issues such as stratification and granularity of data or exploratory and confirmatory data analysis as well as how to account for confounding and colinearity. It is anticipated that the bulk of the consultants' time will be spent on original custom research for PIE's clients.

CONFIDENTIALITY OF CLINICAL INFORMATION

         PIE understands the public's patient confidentiality concerns. Additionally, PIE concurs with those who believe that the health professionals they engage can be trusted to keep their records confidential and not misuse them. Given the physician's practical experience regarding patient confidentiality, PIE has taken the position that its security system will exceed the "trustee" system requirements currently being proposed before the United States Congress. This "trustee" system defines any one who comes into contact with individually identifiable health information (i.e., "protected" health information) as a health information "trustee." Proposed protection is afforded against unauthorized disclosure via a deterrence structure of civil and criminal penalties. While the Company supports this protection of patient privacy, it does not believe that the "trustee" system is adequate.

         The PIE confidentiality security system will function like a safety deposit box in a bank. The contents (information) of the box can be retrieved only with a combination of keys from the correct bank (PIE) and the customer (physician/patient). Physicians and patients will be able to select the information that will be inaccessible to others. The Company's security system not only encourages authorized usage of clinical data, it mandates its enforcement by designing the system to allow access to protected data only through physicians who are at their office. PIE employees and all other non-physician users of PIE information are denied access to protected patient information unless a specific use authorization for such information is provided by the patient. In addition, the PIE security system requires a PIE physician to use his PIE-physician password and request the patient information through his clinic's one-way encryption device. Patients may elect even further security by requesting a patient password that would be required to obtain the patient's medical records. This password would be required of physicians in addition to PIE's other security measures.
PIE will also maintain audit trails of all requests for patient information.

SERVICES AND PRODUCT DEVELOPMENT

         The Company is currently completing development of the PIERS software product. The Company expects the initial PIERS version to be commercially available in [May 1997]. The Company has identified 51 specialist modules that will be available for use with the PIERS product. These modules are being developed in conjunction with members of the Company's Advisory Council and are expected to be commercially available starting in May 1997, with all specialties available by the end of 1997. The Exchange and Knowledge Bank are currently under development and are expected to be commercially available during the fourth quarter of 1997.


CORPDAL:63070.2  29375-00001
                                                        12

         Certain clinics affiliated with the Company's CEO, Dr. Ernest Rutherford, will serve as alpha and beta test sites for PIERS and its nephrology module. In addition, the Monroe Gastroenterology Clinic/Endoscopy Center began alpha testing the gastroenterology module of PIERS in February 1997. The alpha test stage is expected to last four to six weeks and will be followed by a beta testing period. This process will be repeated for each specialty module, with numerous specialties being developed in parallel once the first few are completed.

         The Company has engaged TAG to perform software development services for PIERS. As well, the Company has contracted with FCG to provide project management support in the development of the PIERS software and related specialty modules, network infrastructure for the Exchange and the Knowledge Bank. PIE has also contracted with FCG to perform training services to support the national roll-out of PIERS.

         The Company's product development project has three phases. The Company expects phase one (the initial PIERS version) will be commercially available by the first quarter of 1997. The subsequent two phases are expected to produce clinical information exchange software and regional and national clinical repositories that should be commercially available during 1997. PIE's phased approach is predicated upon the data volume dynamics depicted in the graph below:


          [THIS IS A CHART THAT DEPICTS THE FACT THAT ACCESSIBILITY TO
            LARGER VOLUMES OF CLINICAL DATA FACILITATES HIGHER VALUE
                         INFORMATION REPORTING USAGES.]


CORPDAL:63070.2  29375-00001
                                                        13

ASSET CREATION

         PIE is creating a strategic relationship with physicians to resolve the expensive proposition of collecting, enriching and distributing significant quantities of clinically-derived information. PIE's solution is to provide PIERS software to physicians without charge. This allows PIE to normalize the interface and data elements among users and thereby collect statistically significant quantities of data in an economically and technologically feasible manner. In return, the physicians participate in the automated sharing of abstracted clinical information with PIE's information repositories. This distribution method is designed to facilitate a rapid service roll-out and begin creation of clinical information repositories as quickly as the software is installed.

MAINTENANCE FEES

         It is anticipated that annual physician maintenance fees for PIERS (without regard to hardware costs) initially will be $850 per year per physician, collected on an advance basis. However, the Company has no interest in retaining any maintenance fee net income from its physicians' customers. Therefore, the Company has developed a formula to reallocate the "maintenance fee net income," as defined below, to those physicians most responsible for disseminating medical knowledge to their specialty. The Company anticipates that there will be approximately 50 specialty categories. Maintenance fee net income is equal to maintenance fee revenue less Company expenses related to maintenance releases, help desk and software support, documentation, expenses incurred by Advisory Council members in the normal course any business and related general and administrative expenses. Maintenance fee net income will be allocated as follows:

o        40%      Current Advisory  Council members  (40%  of  each  specialty's
                  maintenance   fee  net  income  will  be  divided  among  that
                  specialty's Advisory Council members)

o        30       Original  Advisory   Council   members  ("Founders")  (30%  of
                  each specialty's maintenance fee net income will be divided among that specialty's Founders for the first five years of the Advisory Council)

o        15%      Current  Advisory   Council   members   (15%  of   the   total
                  maintenance fee net income from all specialties will be divided pro rata to the various Advisory Council members in each specialty, based upon the number of physicians in a specialty relative to the total physician base in that specialty)

o        15%      Non-Advisory   Council   Physicians  (15% of  each specialty's
                  maintenance fee net income will be divided pro rata among that specialty's physicians who are not Advisory Council members and who make a good faith effort, as determined by the Board of Directors, to make a medical knowledge contribution during the year to their fellow specialists through PIE's medical knowledge base (e.g., new or modified clinical protocol))

         Any maintenance fee net income not allocated above, such as to Founders after five years, will be allocated on a yearly basis by the Board of Directors to Advisory Council members, physicians or PIE shareholders. In addition, the Board of Directors, in its discretion, may provide additional incentives to attract and retain certain Advisory Council members, such as providing PIERS software at no charge.

CUSTOMERS

           PIE anticipates that its customers for PIERS will be physicians located throughout the United States, practicing in both large and small groups. Anticipated customers for the Exchange services will be physicians, integrated delivery systems and payors located throughout the United States. The customers for the Knowledge Bank services will include integrated delivery systems, payors, major providers, provider groups, managed care organizations, bio/pharmaceutical companies, contract research organizations, research institutions and government agencies, as well as physicians and organizations needing current, clinically derived, outcomes-based data and cost information. Healthcare suppliers, which include pharmaceutical, biotechnology and medical supply and device companies are a strong customer market.


CORPDAL:63070.2  29375-00001
                                                        14

SALES AND MARKETING

         The Company's marketing efforts are targeted toward building an installed base of PIERS physician users in order to achieve the critical mass necessary for the Exchange and Knowledge Bank to be successful. PIE's products and services will be marketed primarily through its strategic alliance with the CPA Network. These efforts will be supported by PIE's public relations and targeted marketing efforts to medical associations, specialty societies and other medical groups intended to introduce physicians to the CPA Network's Profit Improvement Program and the benefits of the PIERS software, the Exchange and the Knowledge Bank.

         PIE's marketing efforts are organized into physician marketing, general corporate marketing, customer communication programs and target marketing. Physician marketing is designed to create market awareness and demand for the PIERS system, either directly from the Company or through the CPA Network's Profit Improvement Program. Medical associations, specialty societies and a variety of medical groups will be used to introduce the PIE solution to the physician community. Introduction methods include using direct mail, seminars, telemarketing, presentations at industry events, trade shows and speaking engagements. These efforts will target both physicians and CPAs.

COMPETITION

         The market for healthcare information products and services is intensely competitive. Competitors vary in size, scope and breadth of products and services offered, and the Company competes with different companies in each of its target markets. Many companies that currently provide claims-based data are trying to enter the clinically-derived data market. The Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. Furthermore, other major information companies not presently offering clinical healthcare information services may enter the markets in which the Company competes. The Company's potential competitors include specialty healthcare information companies, healthcare information system and software vendors and large data processing and information companies. Many of these competitors have substantial installed customer bases in the healthcare industry and the ability to fund significant product development and acquisition efforts.

         The Company believes that the principal competitive factors in the healthcare network and clinical information markets are the physician acceptance of the point-of-care interface, access to point-of-care clinical data, price and the effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which information companies can anticipate and respond to the evolving healthcare industry structure and identify unmet information needs is an important competitive factor. The Company believes that it compares well and will compete favorably with respect to each of these factors.

INTELLECTUAL PROPERTY

         The Company will seek to protect its information through nondisclosure agreements with its employees, contractors and vendors. The Company's policy is to have employees enter into a nondisclosure agreement containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, requiring disclosure to the Company of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to the Company of proprietary rights to such matters that are related to the Company's business and technology. The Company also relies on a combination of trade secret, copyright and trademark laws, contractual provisions and technical measures to protect its rights in its tools and software technology. The Company believes that patent, trade secret and copyright protection are less significant than the Company's ability to further develop, enhance and modify its current services and products.

EMPLOYEES

         As of March 31, 1997, the Company had no   full-time employees. None of
the Company's employees are a party to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.


CORPDAL:63070.2  29375-00001
                                                        15

                         ITEM 2. DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located at 1401 Hudson Lane, Suite 202, Monroe, Louisiana 71201 and contain approximately 2,000 square feet of office space. The Company believes that this space is adequate for its current needs.

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings.

          ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public market for the Common Stock of the Company. Such securities are not listed on a stock exchange or quoted by the NASDAQ Stock Market.

         The Company has never paid, and has no present intention of paying, cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance the growth and development of its business. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Board of Directors.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                       OF OPERATIONS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Financial Statements of the Company and related notes thereto appearing elsewhere in this filing.

RESULTS OF OPERATIONS

         The Company has expended $1,988,106 in general and administrative expenses since its inception in November 1995, including $1,618,681 in 1996. In 1996, approximately $1,405,000 of the expenses were paid to consultants for development of its business plan and in research and development of its potential products. Approximately $299,000 of this amount was paid by the issuance of common stock. The company is continuing to develop its plan and products and has received no revenues from its operations through March 31, 1997. The Company used approximately $1,183,000 in cash in its development activities in 1996, offset by approximately $1,084,000 in cash provided by financing activities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has provided $1,354,704 in cash from financing activities since its inception, including approximately $590,000 in sale of common stock, net of offering expenses, and approximately $765,000 from accounts payable to a stockbroker. The Company's developmental activities have utilized virtually all of this cash as of December 31, 1996, leaving a cash balance of $1,686. The Company has subsequently obtained a $1,000,000 line of credit from a bank to supplement its cash flow needs during 1997 and is presently attempting to raise equity funds in the private market through strategic alliance partners. Although there can be no assurance, management believes it will be successful in this process.

FORWARD LOOKING STATEMENTS

         Certain of the information contained in this Annual Report on Form 10-KSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of

CORPDAL:63070.2  29375-00001
                                                        16

1934, as amended, that involves certain risks, uncertainties and additional costs described herein. The actual results that are achieved may differ materially from any forward looking projections, due to such risks, uncertainties and additional costs. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to such risks, uncertainties and additional costs.

                          ITEM 7. FINANCIAL STATEMENTS

         See  "Financial   Statements"  beginning  on  page  F-1  and  Index  to
Consolidated  Financial Statements and Financial Statement Schedules included in
Item 13.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE.

         None


                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Board of Directors currently consists of six (6) persons. The following table sets forth certain information regarding the present directors and the executive officers of the Company:


          NAME                                     AGE                      POSITIONS
          ----                                     ---                      ---------
Dr. W. Ernest Rutherford                            57                  Chairman, Chief Executive Officer and
                                                                         President
Ileta Rutherford                                    54                  Vice President--Operations, Secretary
                                                                         and Director
Philip A. Ratcliff                                  67                  Vice President-Marketing and Director
Dr. Joan Blondin                                    59                  Director
Robert L. Boyle, Jr.                                53                  Director
Dr. David Raines, Jr.                               55                  Director

         All officers are appointed by and serve at the discretion of the Board of Directors. Each Director serves for a one-year term or until his or her successor is duly elected and qualified.

         Dr. W. Ernest Rutherford - Dr. Rutherford has served as Chairman, Chief Executive Officer and President of the Company since its inception in December 1995. From 1990 to 1995, Dr. Rutherford served on the North Louisiana Hospital Board of Directors (Columbia/HCA) and is currently a Clinical Associate
Professor at Louisiana State Medical Center and an Adjunct Professor at Louisiana Tech University. In 1991, Dr. Rutherford began introducing the Continuous Quality Improvement ("CQI") principles in his dialysis facilities, which resulted in lower cost and higher quality (decreased mortality). As an authority in the application of CQI to healthcare, he is frequently asked to speak and is often quoted in the media. In 1990, Dr. Rutherford co-founded the Northern Louisiana Healthcare Alliance, bringing hospitals, doctors, businesses and insurance companies together to study the quality and cost issues in healthcare. In 1985, Dr. Rutherford founded Matrix Plus, a computer software company, and has served as President and a director since its inception. Since 1979, Dr. Rutherford has been a partner in Nephrology Consultants, a medical consulting firm and was the head of the Renal Division of the Wash. U. Service at St. Louis City Hospital, from 1973-1978, where he

CORPDAL:63070.2  29375-00001
                                                        17
conducted independent research funded with independent grants from the National Institute of Health. During that time Dr. Rutherford authored 32 articles in international, peer-reviewed scientific publications. In 1978, Dr. Rutherford entered private practice in Monroe, Louisiana where he and his partners established five chronic and two acute dialysis facilities serving all of northeast Louisiana.

         Ileta Rutherford - Ms. Rutherford, the spouse of Dr. Rutherford, has served as Vice President--Operations, Secretary and Director of the Company since December 1995. Since August 1993, Ms. Rutherford has held various positions at Matrix Plus, including Chief Executive Officer, Secretary and Treasurer. Ms. Rutherford is a licensed real estate agent with John Rea Reality and served on the Board of Directors of the Louisiana Realtor Association from December 1991 to December 1995.

         Phillip A. Ratcliff - Mr. Ratcliff has served as Vice President - Marketing of the Company since May 1996 and as a Director of the Company since December 1995. Since March 1994, Mr. Ratcliff has been an instructor at Webster Junior College in Florida. Prior to retiring in April 1991, Mr. Ratcliff served as Chief Executive Officer of AFCA Communications, Inc., an agency specializing in marketing and investor public relations.

         Dr. Joan Blondin - Dr. Blondin has served as a Director of the Company since December 1995. Since 1978, Dr. Blondin has been a Partner in Nephrology Consultants, a medical consulting firm. Dr. Blondin has served as a medical director of the North Louisiana Dialysis Center, a medical service provider, since 1992. Dr. Blondin has been an active staff member at North Monroe Community Hospital and St. Francis Medical Center, since 1984 and 1978, respectively. From 1980 to 1992, Dr. Blondin was President of the Northern Louisiana Dialysis Center, Inc., a medical service provider.

         Robert L. Boyle, Jr. - Mr. Boyle has served as a Director of the Company since April 1996. Since September 1995, Mr. Boyle has served as Chief Executive Officer of Cardiovascular Provider Resources, Inc. Since 1994, Mr. Boyle has served as Executive Vice President and Chief Operating Officer of Camino Healthcare. Since 1989, Mr. Boyle has served as Vice President-Administration of the Palo Alto Medical Foundation, a physician multi-specialty group practice. In addition, Mr. Boyle is currently the President-elect of the Medical Group Management Association ("MGMA").

         Dr. David Raines, Jr. - Dr. Raines has served as a Director of the Company since December 1995. Since 1978, Dr. Raines has been in private practice at the Gastroenterology Clinic, Inc. In addition, Dr. Raines has served as an Associate of Medicine at Louisiana State University since 1980.

         Other than the relationship between Dr. and Mrs. Rutherford, the Company is not aware of any "family relationships" (as defined in Item 401(c) of Regulation S-B promulgated by the Securities and Exchange Commission) between any of the directors, and/or any of the executive officers.




CORPDAL:63070.2  29375-00001
                                                        18

                         ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth, for fiscal 1996, the compensation awarded to Dr. Ernest Rutherford. No executive officer of the Company received any salary or bonus for fiscal 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION
                                                                         -------------------------------------------------------
                                      ANNUAL COMPENSATION                         Awards                 PAYOUTS
                                                                         -------------------------     ----------
      (A)           (B)         (C)           (D)           (E)             (F)             (G)            (H)            (I)
                                                           OTHER                        SECURITIES
    NAME AND                                              ANNUAL         RESTRICTED     UNDERLYING                     ALL OTHER
   PRINCIPAL                                              COMPEN-          STOCK         OPTIONS/         LTIP          COMPEN-
    POSITION       YEAR      SALARY($)     BONUS($)      SATION($)      AWARD(S)($)       SARS(#)      PAYOUTS($)     SATION ($)
Dr. W. Ernest      1996      40,000(1)          --            --               --             --             --             --
Rutherford
CEO/COB

(1)      Dr. Rutherford's salary is anticipated to increase to $273,500 in 1997.



CORPDAL:63070.2  29375-00001
                                                          19

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Class A and Class B Common Stock as of March 31, 1997, by each person or group who owned, to the Company's knowledge, more than five percent of the Common Stock, each of the Company's directors, the Company's Chief Executive Officer, and all of the Company's directors and executive officers as a group.

                                                             SHARES BENEFICIALLY OWNED           SHARES BENEFICIALLY OWNED
                                                             PRIOR TO THE OFFERING(1)           AFTER THE OFFERING(1)
                                     TITLE OF CLASS        ------------------------------      --------------------------------
                                      OF COMMON                                PERCENT                               PERCENT
             NAME                        STOCK                NUMBER          OF CLASS(2)         NUMBER            OF CLASS(3)
                                                              ------          -----------         ------            -----------

Dr. W. Ernest Rutherford(4)             Class A               200,000(5)       87.0%              200,000(5)          1.3%
                                        Class B            75,189,358          99.7            75,189,358            78.8
Ileta Rutherford                          --                    --             --                   --                 --
Dr. Joan Blondin                          --                    --             --                   --                 --
Robert L. Boyle, Jr.                      --                    --             --                   --                 --
Dr. David Raines, Jr.                   Class B               200,000           *                 200,000               *
All directors and executive                                                                       200,000             1.3
officers as a group                     Class A               200,000          87.0            75,389,358(2)         79.0
(5 persons)                             Class B            75,389,358(2)       99.9
----------------
*Represents less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to the securities. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Based on 230,000 shares of Class A Common Stock outstanding and 75,902,528 shares of Class B Common Stock.

(3) Based on 15,230,000 shares of Class A Common Stock outstanding and 95,427,058 shares of Class B Common Stock.

(4) Includes 74,875,882 shares of Common Stock that Dr. Rutherford has agreed to hold in escrow pursuant to certain state blue-sky requirements. The escrow agreement provides that the shares will be held in escrow until the earliest of
(i) the Company achieving in each of two consecutive fiscal years fully diluted net earnings per share of at least $.10, (ii) the Company achieving during any five consecutive fiscal years accumulated fully diluted net earnings per share of at least $.30, (iii) the Company's Common Stock trading in a reliable public market at a price per share of at least $1.75 for a period of at least 90 consecutive days after at least one year from the effective date of this offering, (iv) subject to certain restrictions, a tender offer or offer to merge or otherwise acquire the Company's Common Stock (occurring after the 18th month anniversary of the Company's initial offering) in which all stockholders of the Company receive cash or publicly traded securities, or (v) the sixth anniversary of the Company's initial offering (and on each anniversary thereafter) at which time 20% of the escrowed shares will be released.

(5) Includes 200,000 shares issued upon the effectiveness of the Company's initial offering to Matrix Plus, Inc. See "Item 12. Certain Relationships and Related Transactions-Transactions with Matrix Plus."




CORPDAL:63070.2  29375-00001
                                                          20

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MATRIX PLUS

         In November 1995, the Company entered into an agreement with Matrix Plus, Inc., a company controlled by Dr. Rutherford, the principal shareholder of PIE, to purchase from Matrix the MR1 Clinical Record System software developed by Matrix, in consideration for the issuance of 200,000 shares of Class A Common Stock of PIE. The purchase price was determined by negotiations between Matrix and PIE, based, in large part, upon the software developer's estimation of the value of the software (considering development costs and expenses). The transaction was approved by a majority of the independent, disinterested members of the Board of Directors of the Company on terms no less favorable to the Company than could be obtained from unaffiliated parties.

         In addition, effective January 1996, the Company began leasing office space on a month-to-month basis from Matrix for $585 per month.

RELATIONSHIP WITH CPA NETWORK

         In September 1996, PIE entered into a strategic alliance agreement with the CPA Network under which the CPA Network agreed to promote installation of the PIERS system by clinics and physicians for whom the CPA Network is performing its profit improvement program. The CPA Network is rapidly expanding through the addition of new CPA firms requesting admission to the network and active recruitment of additional CPA firms to the network. As of December 31, 1996, CPA firms from five additional states were scheduled to complete training for the ATAC System over the next few months.

ORGANIZATION OF THE COMPANY

         The Company was formed in November 1995 by Dr. Rutherford, at which time Dr. Rutherford was issued 75,000,000 shares of Class B Common Stock, in consideration of his payment of approximately $75,000 in costs and expenses of the Company.

TRANSACTIONS WITH DR. RUTHERFORD

         In November 1995, the Company issued a promissory note in the aggregate principal amount of $189,358 to Dr. Rutherford in consideration of certain advances made by Dr. Rutherford to the Company, which was exchanged for 189,358 shares of Class B Common Stock in December 1996.

         In addition, Dr. Rutherford has agreed to personally fund any of the Company's additional offering expenses in exchange for a non-interest bearing promissory note of the Company. Dr. Rutherford and the Company have agreed that in the event the Company sold less than $1,000,000 of its securities through the offering, the new note will be converted into Class B Common Stock at a conversion price of $1.00 per share. In the event the Company sold in excess of $1,000,000 of its securities through the offering, Dr. Rutherford had the option to convert the new note into Class B Common Stock or accept a cash payment.

POLICY REGARDING FUTURE TRANSACTIONS BETWEEN THE COMPANY AND RELATED PERSONS

         All future transactions between the Company and its officers, directors and principal shareholders or affiliates of any such persons must be on terms no less favorable to the Company than could be obtained from unaffiliated parties, and such transactions must be approved by a majority of the independent and disinterested directors of the Company.









CORPDAL:63070.2  29375-00001
                                                          21

    ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                                               Description
-------                                              -----------
*3.1     Articles of Incorporation of the Registrant and form of amendment thereto. (3.1)

*3.2     Bylaws of the Registrant. (3.2)

*10.1    Stock Option Plan of the Registrant. (10.1)

*10.2    Non-Employee Director Stock Option Plan of the Registrant. (10.2)

*10.3    Form of Stock Escrow Agreement between Dr. W. Ernest Rutherford and Agent. (10.3)

*10.4    Purchase Agreement between the Registrant and Matrix Plus, Inc. (10.4)

*10.5    Form of Advisory Council Member Sharing Agreement. (10.5)

*10.6    Form of Clinical Abstract Data Agreement between Physician-shareholders and Registrant. (10.6)

*10.7    Form of Escrow Agreement between the Registrant and the Escrow Agent. (10.7)

*10.8    Letter of Engagement, dated February 26, 1996, between the Registrant and First Consulting Group. (10.8)

*11      Computation of Net Loss Per Common Share.

+27      Financial Data Schedule

         * Incorporated by reference to the exhibit shown in parenthesis contained in the Company's Registration Statement on Form SB-2 (Reg. No 333-3618).

         +  Filed herewith.

(b)      Financial Statements
         --------------------

         Independent Auditor's Report                                   F-2

         Balance Sheets as of December 31, 1996 and 1995                F-3

         Statements of Operations                                       F-4
                  For  the  Year  Ended  December 31,  1996
                  and For the Period from November 10, 1995
                  (Date of Inception ) to December 31, 1995

         Statements  of  Changes  in  Stockholders'  Equity             F-5
                  (Deficit)     For    the    Year    Ended
                  December 31, 1996 and For the Period from
                  November 10, 1995 (Date  of  Inception to
                  December 31, 1995




CORPDAL:63070.2  29375-00001
                                                          22

         Statement of Cash Flows                                        F-6
                  For the Year Ended December 31, 1996 and
                  For the  Period  from November  10, 1995
                  (Date of Inception) to December 31, 1995

         Notes to Financial Statements                                  F-7


(c)      Form 8-K

The Company did not file any reports on Form 8-K during the Fiscal Year ended December 31, 1996.



CORPDAL:63070.2  29375-00001
                                                          23

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.


                                      PHYSICIANS INFORMATION EXCHANGE, INC.


                                      By:/s/W.Ernest Rutherford
                                         ----------------------------
                                         W. Ernest Rutherford
                                         President and
                                         Chief Executive Officer


         In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and on the dates stated.


           SIGNATURE                                          CAPACITY                                DATE
           ---------                                          --------                                ----
/s/W. Ernest Rutherford
--------------------------------------------------    President, Chief Executive Officer and       April 15, 1997
W. Ernest Rutherford                                  Chairman of the Board (Principal
/s/Ileta Rutherford                                   Executive Officer)
--------------------------------------------------    Vice President Operations/Secretary and      April 15, 1997
Ileta Rutherford                                      Director (Principal Financial and
/s/Philip Ratcliff                                    Accounting Officer)
--------------------------------------------------    Vice President-Marketing and Director        April 15, 1997
Philip Ratcliff
/s/Joan Blondin
--------------------------------------------------    Director                                     April 15, 1997
Joan Blondin

--------------------------------------------------    Director                                     April 15, 1997
Robert L. Boyle, Jr.
/s/David Raines, Jr.
--------------------------------------------------    Director                                     April 15, 1997
David Raines, Jr.
/s/Roger H. Shannon
--------------------------------------------------    Director                                     April 15, 1997
Roger H. Shannon
/s/Clarke Williams
--------------------------------------------------    Director                                     April 15, 1997
Clarke Williams


CORPDAL:63070.2  29375-00001

                                INDEX TO EXHIBITS




                           Financial Data Schedule







CORPDAL:63070.2  29375-00001

                      PHYSICIANS INFORMATION EXCHANGE, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                          Page

Independent Auditors' Report...............................................................................F-2

Balance Sheets as of December 31, 1996 and 1995............................................................F-3

Statements of Operations
         For the Year Ended  December 31, 1996
         and For the Period from  November 10, 1995
         (Date of Inception) to December 31, 1995..........................................................F-4

Statements of  Changes  in  Stockholders'  Equity  (Deficit)
         For the Year Ended December 31, 1996 and
         For the Period from November 10, 1995
         (Date of Inception) to December 31, 1995..........................................................F-5

Statement of Cash Flows
         For the Year Ended  December 31, 1996 and
         For the Period from  November 10, 1995
         (Date of Inception) to December 31, 1995..........................................................F-6

Notes to Financial Statements..............................................................................F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Physicians Information Exchange, Inc.

We have audited the accompanying balance sheets of Physicians Information Exchange, Inc. (a development stage company) as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 1996 and the period from November 10, 1995 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physicians Information Exchange, Inc. (a development stage company) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period from November 10, 1995 (date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.



                                             Jackson & Rhodes P.C.



Dallas, Texas
March 13, 1997 (except as to Note 7, which
                is as of April 14, 1997)

                      PHYSICIANS INFORMATION EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                  ASSETS

                                                                                     1996             1995
                                                                          ----------------------------------

Current assets:
     Cash                                                                   $        1,686   $      100,000

Deferred offering costs                                                             50,000           18,933

Organization costs                                                                     750            1,000
                                                                          ----------------------------------

                                                                            $       52,436   $      119,933
                                                                          ==================================



                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable - trade                                                $     124,060   $            -
     Accounts payable - stockholder                                                765,013          189,358
                                                                          ----------------------------------
             Total current liabilities                                             889,073          189,358
                                                                          ----------------------------------

Commitments and contingencies (Note 5)                                                   -                -

Stockholders' equity (deficit):
     Preferred stock, $.001 par; 5,000,000 shares
                authorized; none issued                                                  -                -
Common stock:
            Class A, $.001 par; 250,000,000 shares authorized;
            351,000 and 10,000 shares issued and outstanding                           351               10
            Class B, $.001 par; 250,000,000 shares authorized;
            75,902,528 and 75,240,000 shares issued and outstanding                 75,903           75,240
     Additional paid-in capital                                                  1,075,215          249,750
     Stock subscriptions receivable                                                                (25,000)
                                                                                         -
     Deficit accumulated during the development stage                          (1,988,106)        (369,425)
                                                                          ----------------------------------
            Total stockholders' equity (deficit)                                 (836,637)         (69,425)
                                                                          ----------------------------------

                                                                            $       52,436   $      119,933
                                                                          ==================================




                 See accompanying notes to financial statements.

                      PHYSICIANS INFORMATION EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                                          Period from               Period from
                                                                                       November 10, 1995         November 10, 1995
                                                              Year Ended             (Date of Inception)to     (Date of Inception)to
                                                           December 31, 1996           December 31, 1995         December 31, 1996
                                                    ----------------------------   ------------------------  -----------------------


General and administrative expenses                         $          1,618,681   $              369,425     $            1,988,106
                                                    ----------------------------   ------------------------  -----------------------

Net loss                                                    $        (1,618,681)   $            (369,425)     $          (1,988,106)
                                                    ============================   ========================  =======================

Net loss per common share                                   $             (0.02)   $               (0.00)
                                                    ============================   ========================

Weighted average shares outstanding                                   75,568,761               75,250,000
                                                    ============================   ========================















                 See accompanying notes to financial statements.
                                       F-4

                      PHYSICIANS INFORMATION EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD FROM NOVEMBER 10, 1995 (DATE OF INCEPTION)
                     TO DECEMBER 31, 1995 AND THE YEAR ENDED
                                DECEMBER 31, 1996


                                                                                                                Deficit
                                                                                                              Accumulated
                                                         Common Stock                 Additional  Stock       During the
                                         -------------------------------------------
                                               Class A                 Class B          Paid-in  Subscriptions Development
                                         -------------------------------------------
                                          Shares        Amount     Shares    Amount     Capital  Receivable    Stage           Total
                                         -------------------------------------------------------------------------------------------

Issuance of common stock:
     For notes receivable and services    10,000     $    10       40,000  $     40   $   49,950 $ (25,000)    $       -   $  25,000

     For payment of costs                      -           -   75,000,000    75,000            -          -            -      75,000

     For cash and services                     -           -      200,000       200      199,800          -            -     200,000

Net loss                                       -           -            0         0            -          -    (369,425)   (369,425)
                                         ---------------------------------------------------------------------------------------
Balance, December 31, 1995                10,000          10   75,240,000    75,240      249,750   (25,000)    (369,425)    (69,425)
Collection of stock subscription               -           -            -         -            -     25,000            -      25,000
                                                                                  -
Sale of stock                            141,000         141      550,750       551      680,432          -            -     681,124
Stock issue costs
                                               -           -            -         -    (166,433)          -            -   (166,433)
Common stock issued for
   Payment of costs and services         200,000         200      111,778       112      311,466          -            -     311,778
Net loss
                                               -           -            -         -            -          -  (1,618,681) (1,618,681)
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 1996               351,000     $   351   75,902,528  $ 75,903  $ 1,075,215    $     - $(1,988,106  $ (836,637)
                                         ===========================================================================================





                 See accompanying notes to financial statements.

                      PHYSICIANS INFORMATION EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                       November 10,    November 10, 1995
                                                                                           1995
                                                                     Year Ended          (Date of          (Date of
                                                                                      Inception) to      Inception) to
                                                                 December 31, 1996     December 31,1995 December 31, 1996
                                                                ----------------------------------------------------------

Cash flows from developmental activities:
    Net loss                                                         $   (1,618,681)    $   (369,425)     $   (1,988,106)
    Adjustments to reconcile net loss
      to net cash used in developmental activities:
      Amortization                                                               250                                  250
                                                                                                    -
      Common stock issued for software                                       200,000                              200,000
                                                                                                    -
      Common stock issued for payment of costs                                13,169
                                                                                               75,000              88,169
      Common stock issued for payment of services                             98,609          125,000             223,609
      Changes in assets and liabilities:
         Organization costs
                                                                                   -          (1,000)             (1,000)
         Accounts payable - trade                                            124,060                              124,060
                                                                                                    -
                                                                ----------------------------------------------------------
            Net cash used in developmental activities                    (1,182,593)        (170,425)         (1,353,018)
                                                                ----------------------------------------------------------

Cash flows from financing activities:
    Sale of common stock                                                     706,124          100,000             806,124
    Deferred offering costs                                                (197,500)         (18,933)           (216,433)
    Accounts payable - stockholder                                           575,655          189,358             765,013
                                                                ----------------------------------------------------------
         Net cash provided by financing activities                         1,084,279          270,425           1,354,704
                                                                ----------------------------------------------------------

Net change in cash and cash equivalents                                     (98,314)          100,000               1,686

Cash and cash equivalents:
    Beginning of period                                                      100,000                -                   -
                                                                ----------------------------------------------------------

    End of period                                                 $            1,686    $     100,000         $     1,686
                                                                ==========================================================













                 See accompanying notes to financial statements.
                                       F-6

                      PHYSICIANS INFORMATION EXCHANGE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995




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

     The Company is presently attempting to raise equity funds in the in private market through strategic alliance partners.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and is reporting a net loss of $1,988,106 since inception through December 31, 1996, and has excess liabilities over assets at that date.

     As explained in Note 1, the Company is in the process of raising capital to continue to develop its technology and the Company has recently obtained a $1,000,000 line of credit with a bank (Note 7). Management believes the line of credit will provide any needed liquidity until it is able to raise the needed capital and, thus, will be able to continue as going concern.

     Use of Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of less than three months.

                      PHYSICIANS INFORMATION EXCHANGE, INC.

                          NOTES TO FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Deferred Offering Costs

     Costs incurred as of December 31, 1996 in connection with the Company's prospective private offering are being deferred and will be offset against the proceeds.

     Organization Costs

     Costs incident to the creation of the corporation, including various accounting and legal fees, have been capitalized and are being amortized over a five-year period.

     Net Loss Per Common Share

     Net loss per common share has been computed using the weighted average number of shares outstanding during the period. Weighted average shares for the period ended December 31, 1995 include all shares of common stock issued for the entire period (cheap stock).

     Income Taxes

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The objective of this asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

3.   INCOME TAXES

     The Company has recorded no income tax benefit for the periods because it has no ability to carry back its operating loss. For tax purposes, the Company is required to defer its operating losses until it begins to receive operating revenues. These operating losses for tax purposes amounted to approximately $1,600,000 and $52,000 at December 31, 1996 and 1995, respectively. A valuation allowance has been recorded to offset the related deferred tax asset for this temporary difference.

4.   STOCKHOLDERS' EQUITY

     Common Stock

     With respect to all matters submitted to a vote of the shareholders, the record holders of the Class A common stock are entitled to one vote per share and the record holders of Class B common stock are entitled to 10 votes per share. Except as may otherwise be required by law or by the Articles of Incorporation, the holders of the Class A and Class B common stock vote together as a single class. The Class B common stock may be held only by licensed medical doctors.

     Upon its formation on November 10, 1995, the Company issued 75,000,000 shares of Class B common stock to its founder, Dr. Ernie Rutherford, and recorded $189,358 in accounts payable to Dr. Rutherford in exchange for Dr. Rutherford's payment of $264,358 in costs and expenses for the Company. Dr. Rutherford has continued to loan funds to the Company during 1996 to fund its operations.

     As of December 31, 1995, the Company issued 200,000 shares of Class B common stock to a shareholder of Matrix Plus, Inc. ("Matrix"), a company owned by Dr. Rutherford, for $100,000 in cash. The Company recorded $100,000 in compensation for this transaction.

     As of December 31, 1995, the Company issued 40,000 shares of Class B common stock and 10,000 shares of Class A common stock to two shareholders of Matrix for $25,000 in cash. The Company recorded $25,000 in compensation for this transaction.

     During 1996, the Company has issued an additional 311,778 shares of stock for payment of costs and services valued at $311,778.

     Stock Option Plans

     In February 1996, the Board of Directors adopted the 1996 Employee Plan (the "1996 Employee Plan". The purpose of the 1996 Employee Plan is to advance the interests of the Company by providing additional incentives to attract and retain qualified and competent employees and consultants of the Company and directors of the Company's subsidiaries, upon whose efforts and judgment the success of the Company is largely dependent. Nonemployee directors of the Company are not eligible to participate in the 1996 Employee Plan. A total of 6,000,000 shares of Class B Common Stock have been reserved for sale upon exercise of Employee Options granted under the 1996 Employee Plan. To date, no Employee Options have been granted.

     In February 1996, the Board of Directors adopted the 1996 Director Plan. The purpose of the 1996 Director Plan is to advance the interests of the Company by providing an incentive to retain as independent directors persons of training, experience and ability, to encourage a sense of proprietorship of such persons, and to stimulate the active interest of such persons in the development and financial success of the Company. Options under the 1996 Director Plan ("Director Options") are granted only to nonemployee directors of the Company. Director

     Options are automatically granted to each nonemployee director upon his election as a director. Each of the four nonemployee directors of the Company on the date of adoption of the 1996 Director Plan received a Director Option under the 1996 Director Plan exercisable for 75,000 shares of Class B Common Stock at an exercise price of $1 per share.Each Director Option expires ten years after its date of grant. An aggregate of one-third of the total number of shares subject to such Director Options vest on each anniversary date of the date of grant. Shares subject to a Director Option vest as to all shares then subject to the Director Option upon the occurrence of a Major Corporate Event. A total of 2,000,000 shares of Common Stock have been reserved for issuance upon exercise of Director Options granted under the 1996 Director Plan. Director Options are granted with an exercise price per share equal to the fair market value of such shares on the date of grant.

5.   COMMITMENTS AND CONTINGENCIES

     Concentration of Credit Risk

     The Company invests its cash primarily in deposits with major banks. Certain deposits have been in excess of federally insured limits. The Company has not incurred losses related to its cash on deposit with banks.

6.   RELATED PARTY TRANSACTIONS

     In November 1995, the Company entered into an agreement with Matrix Plus, Inc. ("Matrix"), a company controlled by Dr. Rutherford, to purchase from Matrix the MRI Clinical Record System software developed by Matrix, in consideration for the issuance of 200,000 shares of Class A common stock of PIE. The agreement was contingent upon the success of the Company's proposed public offering. The purchase price was determined by arm's-length negotiations between Matrix and PIE, based, in large part, upon the software developer's estimation of the value of the software (considering development costs and expenses). The 200,000 shares were valued at $200,000 and the charge is included in general and administrative expense in 1996.

     The Company also leases office space from Matrix under terms of a sublease which expires in August 1997. Future minimum lease payments for the year ending December 31, 1997 are $5,600. Rent expense amounted to $5,725 for the year ended December 31, 1996.

7.   SUBSEQUENT EVENTS

     Subsequent to December 31, 1996, the Company has obtained a $1,000,000 line of credit with a bank. The line is guaranteed by two directors of the Company, carries interest at the prime rate and matures in April 1998.